Form 10-Q
period 2018-05-31
Big Time Holdings, Inc.
filed 2018-10-31
CIK 1728599

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 000-55886

BIG TIME HOLDINGS, INC.

(Exact Name of Registrant as specified in its charter)

Delaware	61-1904601
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

Acclaim House, 12 Mount Havelock Douglas, Isle of Man IM1 2QG
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code +44 1624 618444

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (_) Yes (X) No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ( ) Yes (X) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definition of "accelerated filer,” “large accelerated filer," “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (_)	Accelerated filer (_)

Non-accelerated filer (_)	Smaller Reporting Company (X)

Emerging growth company (X)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. (_)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (X) No ( _ ).

The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of May 31, 2018 was 21,279,884.

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Big Time Holdings, Inc.

BALANCE SHEETS

(UNAUDITED)

	May 31, 2018	February 28, 2018

ASSETS

TOTAL ASSETS	$–	$–

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$6,500	$3,000
Total Current Liabilities	6,500	3,000
TOTAL LIABILITIES	6,500	3,000

Stockholders’ Equity (Deficit)
Common stock ($.0001 par value, 500,000,000 shares authorized, 1,279,884 shares issued and outstanding as of May 31, 2018 and February 28, 2018)	128	128
Additional paid-in capital	(30)	(30)
Accumulated deficit	(6,598)	(3,098)
Total Stockholders’ Equity (Deficit)	(6,500)	(3,000)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$–	$–

The accompanying notes are an integral part of these financial statements.

3

Big Time Holdings, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three Months Ended May 31, 2018

Operating expenses

General and administrative expenses	$0
Total operating expenses	0

Net loss	$0

Net loss per common share

Basic and Diluted net loss per common share	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	1,279,884

The accompanying notes are an integral part of these financial statements.

Big Time Holdings, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended May 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(0)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital	0
Stock-based compensation	–
Changes in current assets and liabilities:
Accrued expenses	0
Net cash used in operating activities	–

INVESTING AND FINANCING ACTIVITIES	$–
Increase (decrease) in cash	–
Beginning cash balance	–
Ending cash balance	$–

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$–
Income taxes paid	$–

The accompanying notes are an integral part of these financial statements.

Big Time Holdings, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the period ENDED MAY 31, 2018

Note 1 – Organization and Description of Business

Big Time Holdings, Inc., (“BTHI” or the “Company”) was created in Delaware on November 28, 2017. On December 27, 2017, BTHI completed a holding company reorganization in Delaware pursuant to Section 251(g) of the Delaware General Corporation Law with Redux Holdings, Inc., a Delaware corporation.

BTHI has been engaged in organizational efforts and obtaining initial financing. The Company adopted the business plan of its predecessor, Pristine Acquisition, Inc., (“Pristine” or Predecessor) pursuant to its consummated agreement and plan of merger with Pristine. Pristine was formed as a vehicle to pursue a business combination and has made no efforts thus far to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with an existing company.

The Company is an “emerging growth company” (“EGC”), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (the JOBS Act), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commissions (SEC’s) reporting and disclosure rules (See Emerging Growth Companies Section Below).

On April 20, 2018, the company entered into a material definitive agreement to merge Pristine Acquisition, a Delaware corporation with and into Big Time Holdings, Inc. with Big Time Holdings as the surviving corporation and successor registrant. The merger was completed on April 27, 2018.

As of May 31, 2018 the Company had not yet commenced any operations.

The Company has elected February 28 as its year end.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at May 31 2018 and February 28, 2018 were $0.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at May 31, 2018.

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

The Company does not have any potentially dilutive instruments as of May 31, 2018 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of May 31, 2018.

The Company’s stock based compensation for the three months ended May 31, 2018 was $0.

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

Note 4 – Accrued Expenses

Accrued expenses totalled $6,500 and $3,000 as of May 31, 2018 and February 28, 2018, respectively, and consisted primarily of professional fees.

Note 5 – Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of May 31, 2018, the Company has incurred a net loss of approximately $6,598 which resulted in a net operating loss for income tax purposes. NOLs begin expiring in 2037. The loss results in a deferred tax asset of approximately $263 at the effective statutory rate of 21%. The deferred tax asset has been off-set by an equal valuation allowance.

Note 6 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of May 31, 2018.

Note 7 – Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 100,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding as of May 31, 2018 and February 28, 2018.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 1,279,884 shares of common stock issued and outstanding as of May 31, 2018.

Additional paid-in capital

During the period ended February 28, 2018 our sole officer and director paid expenses on behalf of the Company totalling $30. These expenses are considered contributions to the Company and consisted primarily of filing fees.

Note 8 – Related-Party Transactions

On April 20, 2018, the company entered into a material definitive agreement to merge Pristine Acquisition, a Delaware corporation with and into Big Time Holdings, Inc. with Big Time Holdings as the surviving corporation and successor registrant. The merger was completed on April 27, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Big Time Holdings, Inc. for the period ended May 31, 2018 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this quarterly report. This quarterly report contains forward looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. Our actual results could differ materially from those anticipated in these forward-looking statements.

Our Business Overview.

(a) Business Background

Big Time Holdings, Inc., (“BTHI”or the “Company”) was created in Delaware on November 28, 2017. On December 27, 2017, BTHI completed a holding company reorganization in Delaware pursuant to Section 251(g) of the Delaware General Corporation Law with Redux Holdings, Inc., a Delaware corporation.

BTHI has been engaged in organizational efforts and obtaining initial financing. The Company adopted the business plan of its predecessor, Pristine Acquisition, Inc., (“Pristine” or Predecessor) pursuant to its consummated agreement and plan of merger with Pristine. Pristine was formed as a vehicle to pursue a business combination and has made no efforts thus far to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with an existing company.

The Company is an “emerging growth company” (“EGC”), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (the JOBS Act), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commissions (SEC’s) reporting and disclosure rules (See Emerging Growth Companies Section Below).

(b) Business of Issuer

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the SEC) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51)-1 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies or other entity or person.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a shell company, because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company’s Predecessor was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The company may merge with or acquire another company in which the promoters, management, or promoters’ or managements’ affiliates or associates, directly or indirectly, have an ownership interest.

There are different situations for private companies which may make a reverse merger more attractive to an operating private company than filing its own Form 10. It takes significant time and effort just to be able to learn to file the necessary documents through the EDGAR data base especially if the operating company has not invested in filing software to streamline the process which is expensive. We believe that small companies are usually in a hurry to raise capital and some investors require that the private companies they invest in are or become SEC reporting. The reason being is that some investors desire to have an exit strategy and a reverse merger with a Form 10 shell is perceived to be one step closer to liquidity. It should be noted that if a public shell company consummates a reverse merger with a private operating company, the company will be required to file a Form 8-K within four days of the transaction and that the Form 8-K will need to include audited financial statements of the private operating company and pro forma financial statements giving effect to the business combination.

Our shares of common stock are traded in the OTC MarketPlace on the Grey Sheets. Our ticker symbol is BTHI. Any new share issuances of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(a)(1) of the Securities Act (“Rule 144”) so long as the Company is designated a “shell company” and for 12 months after it ceases to be a “shell company”, provided the Company otherwise is in compliance with the applicable rules and regulations. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

If the Company engages in a registration statement offering our securities for sale as a blank check company or with a company that would still be considered a shell company or blank check company, our securities will require registration subject to Rule 419. The Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. Should we file a registration statement offering of our securities for sale before we complete a business combination with an operating company, the Company would be considered a blank check company within the meaning of Rule 419 and any sales of the stock issued in the offering would require a registration under the Securities Act of 1933, as amended, furthermore, the registered securities and the proceeds from an offering subject to Rule 419 require the following:

a)	Deposit and investment of proceeds

All offering proceeds, after deduction of cash paid for underwriting commissions, underwriting expenses and dealer allowances, and amounts permitted to be released to the registrant shall be deposited promptly into the escrow or trust account; provided, however, that no deduction may be made for underwriting commissions, underwriting expenses or dealer allowances payable to an affiliate of the registrant.

b)	Deposit of securities

All securities issued in connection with the offering, whether or not for cash consideration, and any other securities issued with respect to such securities, including securities issued with respect to stock splits, stock dividends, or similar rights, shall be deposited directly into the escrow or trust account promptly upon issuance. The identity of the purchaser of the securities shall be included on the stock certificates or other documents evidencing such securities.

c)	Release of deposited and funds securities

Post-effective amendment for acquisition agreement. Upon execution of an agreement(s) for the acquisition(s) of a business(es) or assets that will constitute the business (or a line of business) of the registrant and for which the fair value of the business(es) or net assets to be acquired represents at least 80 percent of the maximum offering proceeds, including proceeds received or to be received upon the exercise or conversion of any securities offered, but excluding amounts payable to non-affiliates for underwriting commissions, underwriting expenses, and dealer allowances, the registrant shall file a post-effective amendment disclosing the entire transaction.

Mr. David G. Smeed, the sole officer and director (appointed on September 28, 2018), has no intentions of engaging in any transactions with respect to the Company's Common Stock except in connection with or following a business combination resulting in the Company no longer being defined as a blank check issuer. Any transactions in our Common Stock by said shareholder will require compliance with the registration requirements under the Securities Act of 1933, as amended.

Furthermore, if we publicly offer any securities as a condition to the closing of any acquisition or business combination while we are a blank check or shell company, we will have to fully comply with SEC Rule 419 and deposit all funds in escrow pending advice about the proposed transaction to our stockholders fully disclosing all information required by Regulation 14 of the SEC and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any stockholder elects not to invest following our advice about the proposed transaction, all funds that must be held in escrow by us under Rule 419, as applicable, will be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. In addition, if we enter into a transaction with a company that would still be considered a shell company or blank check company, the exemption from registration available from Rule 144, for the resales of our securities by our shareholders, would not be available to us.

In addition, the ability to register or qualify for sale any shares of stock for both initial sale and secondary trading would be limited because a number of states have enacted regulations pursuant to their securities or "blue-sky" laws restricting or, in some instances, prohibiting, the sale of securities of "blank check" issuers, such as the Company, within that state. In addition, many states, while not specifically prohibiting or restricting "blank check" companies, may not register the shares for sale in their states. Because of such regulations and other restrictions, the Company's selling efforts, if any, and any secondary market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or a blue-sky application has been filed and accepted or where the shares have been registered thus limiting the issuers ability to complete this offering.

FORM OF ACQUISITION

The manner in which BTHI participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that BTHI will acquire its participation in a business opportunity through the issuance of common stock or other securities of BTHI. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity.

Our management anticipates that we will likely be able to affect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our managements plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.

In addition, depending upon the transaction, the Registrants current stockholders may be substantially diluted to less than 20% of the total issued and outstanding shares of the surviving entity and possibly even eliminated as stockholders by an acquisition.

The present stockholders of the Registrant will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, all, or a majority of, the Registrant's directors may resign and one or more new directors may be appointed without any vote by stockholders.

The Company anticipates that prior to consummating any acquisition or merger, the Company, if required by relevant state laws and regulations, will seek to have the transaction approved by stockholders in the appropriate manner. Certain types of transactions may be entered into solely by Board of Directors approval without stockholder approval. Under Delaware law, certain actions that would routinely be taken at a meeting of stockholders, may be taken by written consent of stockholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of stockholders. Thus, if stockholders holding a majority of the outstanding shares decide by written consent to consummate an acquisition or a merger, minority stockholders would not be given the opportunity to vote on the issue. If stockholder approval is required, the Board will have discretion to consummate the transaction by written consent if it is determined to be in the Company’s best interest to do so. Regardless of whether an acquisition or merger is approved by Board action alone, by written consent or by holding a stockholders' meeting, the Company will provide to its stockholders complete disclosure documentation concerning the potential target including requisite financial statements. This information will be disseminated by proxy statement in the event a stockholders' meeting is held, or by an information statement if the action is taken by written consent.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. We estimate such cost to be approximately $10,000. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management, which consists of one person, our sole officer and director, Mr. David Smeed. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Reports to security holders.

(1)	The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2)	The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3)	The public may read and copy any materials the Company files with the SEC in the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related MD&A;

•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this Form 10-Q, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We are choosing to utilize the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. This election allows our Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

We are a reporting company and file all reports required under sections 13 and 15d of the Exchange Act.

Results of Operations and Critical Accounting Policies and Estimates.

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States. The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements. The Company’s accounting policies are more fully described in Note 3 to the Notes of Financial Statements.

Results of Operations for the three months ended May 31, 2018.

Our predecessor was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. We are an emerging growth company (EGC) that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (the JOBS Act), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commissions (SEC’s) reporting and disclosure rules (See Emerging Growth Companies section above). Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The risks we may face if the target business we may intend to merger with is financially unstable include but are not limited to difficulty in achieving future financing, continuing operations, bankruptcy, litigation, and increasing business operations on a limited or no budget.

We the registrant will not pay a cash finder’s fee for the consummation of any business acquisition the Company makes pursuant to its current business plan. Additionally, at this time we do not plan to issue securities as a finder’s fee.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

At this time, we are entirely reliant upon cash contributions made by our sole officer and director to pay for any and all expenses.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports (legal, accounting and auditing fees) in the amount of approximately $5,000; and
(ii)	costs relating to consummating an acquisition in the amount of approximately $10,000 to pay for legal fees and audit fees.

We have negative working capital, a stockholder deficit, and have no source of revenues. These conditions raise substantial doubt about our ability to continue as a going concern. We will be devoting our efforts to locating merger candidates upon effectiveness of this Form 10 registration statement. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

The Company may consider a business which has recently commenced operations, is in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. Our management believes that the public company status that results from a combination with the Company will provide such company greater access to the capital markets, increase its visibility in the investment community, and offer the opportunity to utilize its stock to make acquisitions. However, there is no assurance that the Company will have greater access to capital due to its public company status, and therefore a business combination with an operating company in need of additional capital may expose the Company to additional risks and challenges. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

We have, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, we offer owners of target businesses the opportunity to acquire an ownership interest in a reporting company without the time required to become a reporting company by other means. Nevertheless, upon affecting an acquisition or merger with us, there will be costs and time required by the target business to provide comprehensive business and financial disclosure, such as the terms of the transaction and a description of the business and management of the target business, among other things, and will include audited consolidated financial statements of the Company giving effect to the business combination, as part of a filing on Form 8-K.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may affect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Current economic and financial conditions are volatile and affect the selection of a business combination and increase the complex ability of the Company’s goals. Business and consumer concerns over the economy, geopolitical issues, the availability and cost of credit, the U.S. financial markets and the national debt have contributed to this volatility. These factors, combined with declining and failing businesses, reduced consumer confidence and increased unemployment, have caused a global slowdown. We cannot accurately predict how long these current economic conditions will persist; whether the economy will deteriorate further and how we will be affected.

Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, our management believes that there are the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We intend to search for a target business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, financial advisors and similar persons, accounting firms and attorneys notwithstanding us contacting any business directly. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact. However, there is no assurance that we will locate a target company for a business combination.

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of May 31, 2018 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of May 31, 2018.

Off Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

(a) Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending May 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending May 31, 2018, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending May 31, 2018, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the shareholder had necessary investment intent as required by Section 4(a)(2) since they agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

Date	Name	Shares	Price Per Share	Amount
5/17/18	Palewater Global Management, Inc.	21,000,000	$0.0012	$25,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation

	(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on January 19, 2018	See Exhibit Key

	(3.2)	Amended and Restated Articles of Incorporation dated April 27, 2018	See Exhibit Key

	(3.3)	Bylaws filed with Form 10 Registration Statement on January 18, 2018.	See Exhibit Key

(11.1)	Statement re: computation of per share Earnings.		Note 3 to Financial Stmts.

(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on January 19, 2018.

3.2	Incorporated by reference herein to the Company’s Form 8-K12G3 Current Report filed with the Securities and Exchange Commission on May 1, 2018.

3.3	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on January 19, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG TIME HOLDINGS, INC.

NAME	TITLE	DATE

/s/ David G. Smeed	Principal Executive Officer,	October 31, 2018
David G. Smeed	Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors

