Form 10-Q
period 2018-08-31
Big Time Holdings, Inc.
filed 2018-10-31
CIK 1728599

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

or

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

Emerging growth company (X)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. (_)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (X) No ( _ ). The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of August 31, 2018 was 21,279,884.

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Big Time Holdings, Inc.

BALANCE SHEETS

(UNAUDITED)

	August 31, 2018	May 31, 2018

ASSETS

TOTAL ASSETS	$–	$–

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities

Accrued expenses	$6,500	$6,500
Total Current Liabilities	6,500	6,500
TOTAL LIABILITIES	6,500	6,500

Stockholders’ Equity (Deficit)
	–	–

Common stock ($.0001 par value, 500,000,000 shares authorized, 1,279,884 shares issued and outstanding as of August 31, 2018 and February 28, 2018)	128	128
Additional paid-in capital	(30)	(30)
Accumulated deficit	(6,598)	(6,598)
Total Stockholders’ Equity (Deficit)	(6,500)	(6,500)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$–	$–

The accompanying notes are an integral part of these financial statements.

3

Big Time Holdings, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three Months Ended August 31, 2018

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

For the Three Months Ended August 31, 2018

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

For the period ENDED August 31, 2018

Note 1 – Organization and Description of Business

Big Time Holdings, Inc.,(“BTHI”or the “Company”) was created in Delaware on November 28, 2017. On December 27, 2017, BTHI completed a holding company reorganization in Delaware pursuant to Section 251(g) of the Delaware General Corporation Law with Redux Holdings, Inc., a Delaware corporation.

BTHI has been engaged in organizational efforts and obtaining initial financing. The Company adopted the business plan of its its predecessor, Pristine Acquisition, Inc., (“Pristine” or Predecessor) pursuant to its consummated agreement and plan of merger with Pristine. Pristine was formed as a vehicle to pursue a business combination and has made no efforts thus far to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with an existing company.

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

As of August 31, 2018 the Company had not yet commenced any operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at August 31 2018 and May 31, 2018 were $0.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at August 31, 2018.

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

The Company does not have any potentially dilutive instruments as of August 31, 2018 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The Company had no stock-based compensation plans as of August 31, 2018.

The Company’s stock based compensation for the three months ended August 31, 2018 was $0.

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

Note 4 – Accrued Expenses

Accrued expenses totaled $6,500 and $6,500 as of August 31, 2018 and May 31, 2018, respectively, and consisted primarily of professional fees.

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

Note 6 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of August 31, 2018.

Note 7 – Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 100,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding as of August 31, 2018 and May 31, 2018.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 1,279,884 shares of common stock issued and outstanding as of August 31, 2018.

Additional paid-in capital

During the period ended February 28, 2018 our sole officer and director paid expenses on behalf of the Company totaling $30. These expenses are considered contributions to the Company and consisted primarily of filing fees.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Big Time Holdings, Inc. for the period ended August 31, 2018 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations for the three months ended August 31, 2018.

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

Capital Resources.

We had no material commitments for capital expenditures as of August 31, 2018.

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

With respect to the period ending August 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending August 31, 2018, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending August 31, 2018, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the shareholder had necessary investment intent as required by Section 4(a)(2) since they agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

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

